Form 10-K
period 1998-12-31
MORGAN J P COMM MORT FN COR COM MT PS THRU CERT SER 1995-C1
filed 1999-04-14
CIK 1059028

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    ---------
                                    FORM 10-K

(Mark One)    |X| Annual Report pursuant to Section 13 or 15(d) of
                   the Securities and Exchange Act of 1934 for
                       fiscal year ended December 31, 1998
                                       or
              |_| Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                     Commission File Number:  33-89374-04

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
  (In Respect Of COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1995-C1)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       13-3789046
---------------------------------                     -------------------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

            60 Wall Street
          New York, New York                                10260
----------------------------------------                   --------
(Address of Principal Executive Offices)                   Zip Code

                                 (212) 648-3636
               Registrant's telephone number, including area code

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

                            Yes |_|         No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1999.

                                 Not Applicable.

Number of shares of common stock outstanding as of January 31, 1999.


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

                                      None.

                  J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP.
          COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1995-C1
                                    FORM 10-K

                                      INDEX

                                                                          Page
PART I.

      Item 1.  Business....................................................  4
      Item 2.  Properties................................................... 4
      Item 3.  Legal Proceedings...........................................  4
      Item 4.  Submission of Matters to a Vote of Security Holders.........  5

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................  5
      Item 6.  Selected Financial Data.....................................  5
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  5
      Item 8.  Financial Statements and Supplementary Data.................  5
      Item 9.  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.......................  5

PART III.

      Item 10. Directors and Executive Officers of the Registrant.........   5
      Item 11. Executive Compensation.....................................   5
      Item 12. Security Ownership of Certain Beneficial Owners and
                 Management...............................................   5
      Item 13. Certain Relationships and Related Transactions.............   6

PART IV.

      Item 14. Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K..................................................  6

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of
        Registrants Which Have Not Registered Securities Pursuant to
        Section 12 of such Act.............................................  7

SIGNATURES.................................................................  8

INDEX OF EXHIBITS..........................................................  9

                                     PART I

Item 1. Business

The Annual Report on Form 10-K is being filed on behalf of J.P. Morgan Commercial Mortgage Finance Corp. (the "Registrant") by State Street Bank and Trust Company, solely in its capacity as trustee under the Pooling and Servicing Agreement dated as of July 1, 1995 (the "Pooling Agreement") among J.P. Morgan Commercial Mortgage Finance Corp., as depositor (the "Registrant"), Banc One Mortgage Capital Market, LLC successor to Banc One Management and Consulting Corporation, as master servicer and special servicer (the "Master Servicer"), AMRESCO Management, Inc., as special servicer (the "Special Servicer") and State Street Bank and Trust Company, as trustee (the "Trustee") and is filed with respect to the Trust Fund created under the Pooling Agreement and the Registrant's Mortgage Pass-Through Certificates Series 1995-C1 issued thereunder (the "Certificates"). The Certificates have been sometimes identified as the Registrant's Commercial Mortgage Pass-Through Certificates Series 1995-C1. Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

The information contained herein has been supplied to the Trustee by third parties without independent review or investigation by the trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund. As used in this Annual Report on Form 10-K, "omitted" means that the response to the referred item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar trust or certificates.

Item 2. Properties

Information regarding the mortgaged properties securing the Mortgage Loan has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.

The Annual Statement as to Compliance of Banc One Mortgage Capital Market, LLC, as master servicer and special servicer under that certain servicing agreement relating to the Trust Fund referenced in the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i) and Exhibit 14(a)(1)(ii), respectively. The Annual Statement of Compliance of the Special Servicer is annexed hereto as Exhibit 14(a)(i)(iv). The Independent Accountant's Report of PricewaterhouseCoopers LLP, an independent public accountant, relating to master servicing and special servicing by Banc One Management and Consulting Corporation is attached hereto as Exhibit 14(a)(1)(iii). The Annual Servicing Report of Deloitte & Touche LLP, an independent public accountant, relating to the Special Servicer is annexed hereto as Exhibit 14(a)(i)(v).

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) the Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, the Special Servicer, or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, the Master Servicer's, the Special Servicer's or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Presently, there is no established training market for the Certificates known to the Registrant. As of December 31, 1998, there are an aggregate of four (4) holders of all Classes of the Registrant's Mortgage Pass-Through Certificates Series 1995-C.

Item 6. Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Pool or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as
      Exhibit 99.1.

(b)   Omitted.

(c)   Omitted.

Item 13. Certain Relationships and Related Transactions

Omitted.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      (i) The Statements of Compliance delivered by Banc One Mortgage Capital Markets LLC, as master servicer and special servicer for the Trust Fund relating to the Certificates are annexed hereto as Exhibit 14(a)(1)(i) and
      Exhibit 14(a)(1)(ii), respectively.

      (iii) The Independent Accountant's Report of PricewaterhouseCoopers LLP, an independent public accountant, relating to master servicing and special servicing by Banc One Mortgage Capital Markets LLC under that certain servicing agreement relating to the Trust referenced in the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii).

      (iv) The Statement of Compliance delivered by AMRESCO Management, Inc., as special servicer for the Trust Fund relating to the Certificates are annexed hereto as Exhibit 14(a)(1)(iv).

      (v) The Independent Accountant's Report of Deloitte & Touche LLP, an independent public accountant, relating to special servicing by AMRESCO Management, Inc. under that certain servicing agreement relating to the Trust referenced in the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(v).

      (a)(2) Financial Statement Schedules

      Omitted.

      (a)(3) Exhibits

      Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

            4. Pooling and Servicing Agreement dated as of July 1, 1995, by and among J.P. Morgan Commercial Mortgage Finance Corp., as depositor, Banc One Management and Consulting Corporation as master servicer and special servicer, AMRESCO Management, Inc. as special servicer, and State Street Bank and Trust Company, as Trustee.

            99.1* Security Ownership of Certain Beneficial Owners.

      (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

            Report on Form 8-K dated October 13, 1998, reporting items 5 and 7.

            Report on Form 8-K dated November 2, 1998, reporting items 5 and 7.

            Report on Form 8-K dated December 7, 1998, reporting items 5 and 7.

------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           J.P. MORGAN COMMERCIAL MORTGAGE
                           SECURITIES, INC. (IN RESPECT OF MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1995-C1 a/k/a
                           Commercial Mortgage Pass-Through Certificates, Series 1995-C1) (Registrant))


Dated:  April 14, 1998     By:   State Street Bank and Trust Company,
                                 solely in its capacity as Trustee of the
                                 Trust Fund for the Registrant's Mortgage Pass-
                                 Through Certificates, Series 1995-C1 and not
                                 individually


                           By: /s/ David Shepherd
                              --------------------------------------------------
                                David Shepherd, Assistant Secretary

                                INDEX OF EXHIBITS

Exhibit No.     Description

14(a)(1)(i)     Statement of Compliance delivered by Banc One Mortgage Capital
                Markets LLC, as master servicer.

14(a)(1)(ii)    Statement of Compliance delivered by Banc One Mortgage Capital
                Markets, LLC, as special servicer.

14(a)(1)(iii)   Independent Accountant's Report of PricewaterhouseCoopers LLP,
                an independent public accountant with respect to master servicing and special servicing by Banc One Mortgage Capital
                Markets LLP.

14(a)(1)(iv)    Statement of Compliance delivered by AMRESCO Management, Inc.
                as special servicer.

14(a)(1)(v)     Independent Accountant's Report of Deloitte & Touche LLP,
                an independent public accountant, with respect to servicing by AMRESCO Management, Inc.

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances).